Form 10-K
GMACM HOME EQUITY LOAN TRUST 2005-HE3
filed 2006-03-28
CIK 1340254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period to _____________________ from _______________________

Commission file number:  333-125485-08

                      GMACM HOME EQUITY LOAN TRUST 2005-HE3
                                (Issuing Entity)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                   (Depositor)
             (Exact name of registrant as specified in its charter)

                DELAWARE                              41-1955181
(State or other jurisdiction incorporation  (I.R.S. Employer Identification No.)
            or organization)

      400 NORMANDALE LAKE BLVD., SUITE 250                        55437
             MINNEAPOLIS, MINNESOTA                            (Zip Code)
     (Address of Principal Executive Office)

              Registrant's telephone number, including area code: (952) 857-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No _X__

Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act. Yes __X_ No __

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__       No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. Large accelerated filer: ____ Accelerated filer: __ Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____        No _X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting or non-voting common equity.

Documents Incorporated by Reference:  None

PART I

Item 1. Business.

        Not Applicable.

Item 1A. Risk Factors.

        Not Applicable.

Item 1B. Unresolved Staff Comments.

        Not Applicable.

Item 2. Properties.

        See Item 15 (a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Serviving Agreement (the Trust), the Trustee, the Servicer.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


        (a) The Trust does not issue stock. There is currently no established public trading market for the securities. As of December 31, 2005, the number of holders of all classes of Notes was 30.

               The remaining information is not provided pursuant to a no action request.

        (b) Not applicable.

        (c) Information not provided pursuant to no action request.

Item 6. Selected Financial Data.

        Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

        See Item 15 (a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        Not applicable.

Item 9B Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Not Applicable.

Item 11. Executive Compensation.

        Not Applicable.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Not Applicable.

Item 13. Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

     Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

     Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

     Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

     Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

     Exhibit 99.5 Audited financial statements for the year ended December 31, 2005 for Ambac Financial Group, Inc.*

(b) Not Applicable.

(c) Not Applicable.
__________________________

        * Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 13, 2006 as part of its Annual Report on Form 10-K (Commission File #001-10777)) for the twelve-month period ended December 31, 2005.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this 20th day of March 2006.


By:     GMAC MORTGAGE CORPORATION

/s/ Anthony N. Renzi
Name: Anthony N. Renzi
Title: Executive Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                  EXHIBIT INDEX

Exhibit               Description

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

Exhibit 99.5 Audited financial statements for the year ended December 31, 2005 for Ambac Financial Group, Inc.*


__________________________

        * Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 13, 2006 as part of its Annual Report on Form 10-K (Commission File #001-10777)) for the twelve-month period ended December 31, 2005.

                                  Exhibit 31.1


                                  CERTIFICATION


        I, Anthony N. Renzi, certify that:

        1. I have reviewed this annual report on Form 10-K for the fiscal year ended December 31, 2005, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2005-HE3.

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, N.A.

In Witness Whereof, I have duly executed this certificate as of March 20, 2006.

By:     GMAC MORTGAGE CORPORATION


/s/ Anthony N. Renzi
Name: Anthony N. Renzi
Title: Executive Vice President

                                  EXHIBIT 99.1

                       [PRICEWATERHOUSECOOPERS LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the Company's compliance with the Applicable Standards based on our examination.

Our examination was performed in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 21, 2006

                                  EXHIBIT 99.2

                                                                       EXHIBIT 1

                     [GMAC MORTGAGE CORPORATION LETTERHEAD]



                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS

March 21, 2006


As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.




/s/ Jim Hillsman
-----------------------------------------------
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
-----------------------------------------------
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
-----------------------------------------------
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp

                                  EXHIBIT 99.3


                              OFFICER'S CERTIFICATE

                            GMAC MORTGAGE CORPORATION

        I, Frank G. Ruhl, hereby certify that I am the duly elected Vice President of GMAC Mortgage Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

               1. A review of the activities of the Servicer during the calendar year beginning January 1, 2005 and ending on December 31, 2005 (the "Calendar Year") and of its performance under the servicing agreements, including the servicing agreement dated as of September 29, 2005 (the "Servicing Agreement"), by and among the Servicer, the Issuer, and the Indenture Trustee, has been made under my supervision.

               2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.


        Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated:  March 31, 2006
Re: GMACM Home Equity Loan Trust 2005-HE3


                                                   By: GMAC MORTGAGE CORPORATION

                                                   By: /s/ Frank G. Ruhl
                                                   __________________

                                                   Name:  Frank G. Ruhl
                                                   Title:    Vice President
                                                   Date:    March 31, 2006

                                  Exhibit 99.4


Schedule   of   Year-To-Date    Principal   and   Interest    Distributions   to
Certificateholders

GMACM 2005-HE3

Class             Interest       Principal     Losses      Ending Balance
A-1           4,336,873.86            0.00       0.00      423,210,000.00
A-2           3,069,825.23            0.00       0.00      296,703,000.00
A-3           2,576,363.26            0.00       0.00      243,767,000.00
VPRNA1          240,613.27    4,712,351.06       0.00       19,622,646.94
VPRNA2                0.00            0.00       0.00                0.81
VPRNA3                0.00            0.00       0.00                0.81
Total        10,223,675.62    4,712,351.06       0.00      983,302,648.55